Form 10-Q
period 2025-10-31
Radiant Strategies Corp
filed 2025-12-17
CIK 2056016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 333-288165

RADIANT STRATEGIES CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	8743	36-5132172
(State or jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization)	Classification Code Number)	Identification No.)

No.15, Jalan 17/42, Taman Kok Doh, Segambut 51200 Kuala Lumpur, Malaysia

(Address of principal executive offices, including zip code)

+(60)16-6612008

radiantstrategiescorp@gmail.com

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Emerging growth company	☒
Accelerated filer	☐	Smaller reporting company	☒
Non-accelerated filer	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on December 17, 2025
Common Stock, $0.0001 par value	22,000,000

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

ITEM 1	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 2025 (UNAUDITED) AND APRIL 30, 2025 (AUDITED)	F-1
	CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2025 (UNAUDITED) AND FOR THE PERIOD ENDED APRIL 30, 2025 (AUDITED)	F-2
	CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2025 (UNAUDITED) AND FOR THE PERIOD ENDED APRIL 30, 2025 (AUDITED)	F-3
	CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED OCTOBER 31, 2025 (UNAUDITED) AND FOR THE PERIOD ENDED APRIL 30, 2025 (AUDITED)	F-4
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	F-5

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	4

ITEM 4	CONTROLS AND PROCEDURES	4

PART II	OTHER INFORMATION	5

ITEM 1	LEGAL PROCEEDINGS	5

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	5

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	5

ITEM 4	MINE SAFETY DISCLOSURES	5

ITEM 5	OTHER INFORMATION	5

ITEM 6	EXHIBITS	5

	SIGNATURES	6

2

RADIANT STRATEGIES CORP.

CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 31, 2025 AND APRIL 30, 2025

	As of October 31, 2025	As of April 30, 2025
	USD	USD
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,478	$17,623
Account receivables	7,165	-
Deposit & prepayment	1,942	1,094
TOTAL CURRENT ASSETS	20,585	18,717

NON-CURRENT ASSETS
Equipment, net	6,953	1,722
Right of use assets, net	2,574	-
Software, net	1,506	-

TOTAL ASSETS	$31,618	$20,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued expenses and other payables	2,986	15,642
Income tax payable	1,861	-
Deferred revenue	-	1,159
Lease liability	423	-
Amount due to a director	19,456	2,884
TOTAL CURRENT LIABILITIES	24,726	$19,685

NON-CURRENT LIABILITIES
Lease liability	2,181	-

TOTAL LIABILITIES	$26,907	$19,685

STOCKHOLDERS’ EQUITY
Common stock – Par value $0.0001; Authorized: 50,000,000 Issued and outstanding: 22,000,000 shares as of October 31, 2025	$2,200	$2,200
Additional paid-in capital	-	-
Accumulated other comprehensive loss	60	(4)
Retained profit / (Accumulated deficit)	2,451	(1,442)
TOTAL STOCKHOLDERS’ FUND	$4,711	$754

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,618	$20,439

The accompanying notes are an integral part of these audited consolidated financial statements.

RADIANT STRATEGIES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2025 AND FROM JANUARY 20, 2025 (DATE OF INCEPTION) TO APRIL 30, 2025

	Six Months ended October 31, 2025	Three Months ended October 31, 2025	January 20, 2025 To April 30, 2025
	USD	USD	USD
	Unaudited	Unaudited	Audited
Revenue	$24,813	$14,214	$15,871
Cost of revenue	(336)	(195)	(558)
Gross profit	$24,477	$14,019	$15,313

COST AND EXPENSES:
Selling, general & administrative expenses	$(19,029)	$(10,664)	$(16,755)

Income / (Loss) from operations	$5,448	$3,355	$(1,442)

Other income, net	$287	$(45)	$-

Income / (Loss) before income tax	$5,735	$3,310	$(1,442)

Income tax expense	$(1,842)	$(1,107)	$-

Net profit / (loss)	$3,893	$2,203	$(1,442)

Foreign currency translation income / (loss)	$60	$71	$(4)

Total comprehensive profit / (loss)	$3,953	$2,274	$(1,446)

Net loss per share, basic and diluted	$0.0002	$0.0001	$(0.0001)

Weighted average number of common shares outstanding, basic and diluted	22,000,000	22,000,000	22,000,000

The accompanying notes are an integral part of these audited consolidated financial statements.

RADIANT STRATEGIES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2025 AND FROM JANUARY 20, 2025 (DATE OF INCEPTION) TO APRIL 30, 2025

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE (LOSS) / GAIN	ACCUMULATED (DEFICIT) / PROFIT	TOTAL EQUITY
	Number of Shares	$	$	$	$	$
Balance as of January 20, 2025 (Date of Inception)	-	-	-	-	-	-
Issuance of share capital, founder’s shares	22,000,000	2,200	-	-	-	2,200
Foreign currency translation	-	-	-	(4)	-	(4)
Net loss	-	-	-	-	(1,442)	(1,442)
Balance as of April 30, 2025	22,000,000	2,200	-	(4)	(1,442)	754
Foreign currency translation	-	-	-	(7)	-	(7)
Net Profit	-	-	-	-	1,690	1,690
Balance as of July 31, 2025	22,000,000	2,200	-	(11)	248	2,437
Foreign currency translation	-	-	-	71	-	71
Net Profit	-	-	-	-	2,203	2,203
Balance as of October 31, 2025	22,000,000	2,200	-	60	2,628	4,711

The accompanying notes are an integral part of these audited consolidated financial statements.

RADIANT STRATEGIES CORP.

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2025 AND FROM JANUARY 20, 2025 (DATE OF INCEPTION) TO APRIL 30, 2025

	October 31, 2025	April 30, 2025
	USD	USD
	Unaudited	Audited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit / (Loss)	$3,893	$(1,442)

Depreciation and amortization expenses	1,931	156
Imputed lease interest	65	-

Changes in operating assets and liabilities:
Prepayment and deposit	(822)	(1,075)
Accrued expenses and other payables	(12,978)	15,294
Account receivable	(7,089)	-
Deferred revenue	(1,182)	1,134
Income tax payable	1,842	-
Net cash provided by operating activities	$(14,340)	$14,067

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of equipment	$(5,777)	$(1,878)
Purchase of software	(2,661)	-
Repayment of lease liability	(267)	-
Net cash used in investing activity	$(8,705)	$(1,878)

CASH FLOWS FROM FINANCING ACTIVITY:
Proceeds from issuance of shares	$-	$2,200
Advances from director	16,443	2,847
Net cash provided by financing activity	$16,443	$5,047

Effect of exchange rate changes on cash and cash equivalent	$457	$387

Net increase in cash and cash equivalents	$(6,145)	$17,623
Cash and cash equivalents, beginning of period	17,623	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,478	$17,623

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

RADIANT STRATEGIES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2025 AND FROM JANUARY 20, 2025 (DATE OF INCEPTION) TO APRIL 30, 2025

(UNAUDITED)

1. ORGANIZATION AND BUSINESS BACKGROUND

Radiant Strategies Corp., a Nevada corporation, (herein referred as “the Company”) was incorporated under the laws of the State of Nevada on January 20, 2025.

On February 25, 2025, the Company acquired 100% of the equity interest of Radiant PR Solutions Sdn. Bhd., a limited liability company incorporated in Malaysia.

The Company is a public relations firm based in Malaysia, providing advisory services to support the Client’s public relations and communication efforts.

The Company’s executive office is No.15, Jalan 17/42, Taman Kok Doh, Segambut 51200, Kuala Lumpur, Malaysia.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements for Radiant Strategies Corp. are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The Company has adopted April 30 as its fiscal year end.

The reporting currency of the Company is United States Dollars (“US$”), which is also the functional currency of the Company.

Use of Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities in the balance sheets, and the reported revenue and expenses during the periods reported. Actual results may differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Equipment

Equipment is stated at cost less accumulated depreciation and impairment. Depreciation of equipment are calculated on the straight-line method over their estimated useful lives or lease terms generally as follows:

Classification	Useful Life
Computer equipment	4 years

Software

Software is stated at cost less accumulated amortisation and impairment. The Company capitalize costs incurred to obtain computer software from third parties according to ASC350-40-30-1. The costs of computer software obtained for internal use shall be amortized on a straight-line basis over licensing period of software.

Lease

Lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. The right-of-use asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease.

In determining the present value of the unpaid lease payments, ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As most of the Company leases do not provide an implicit rate, the Company uses its incremental borrowing rate as the discount rate for the lease. The Company incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. The Company’s revenue is derived from two primary sources: (i) advisory services supporting public relations and communication efforts, and (ii) drafting, editing, and publishing of press releases.

Revenue from advisory services is recognized over time because the customer simultaneously receives and consumes the benefits of the services as they are provided. These services are generally delivered under fixed-term contracts, typically on a monthly retainer basis. The Company has determined that the performance obligation for advisory services is satisfied continuously over the contract period. To measure the progress toward satisfaction of the performance obligation, the Company applies the output method, specifically using the passage of time (monthly service period) as a faithful depiction of performance. Revenue is recognized pro-rata over the term of the agreement, typically by the end of each calendar month, as this reflects the transfer of value to the customer and aligns with the timing of services rendered.

Revenue from press release services is recognized at a point in time. These services consist of drafting, editing, and publishing press releases, typically as individual engagements. Each press release represents a distinct performance obligation. The Company recognizes revenue when the press release is published, which is the point at which the service has been fully performed and the customer obtains control of the deliverable. Customer acceptance is generally implicit upon publication, and there are no further obligations that materially affect the timing of revenue recognition.

Although the transaction price is generally determined based on the contract with the customer, it may involve management judgment, particularly when pricing reflects current market conditions or customized service arrangements. In some cases, the Company considers prevailing market rates, customer-specific factors, and scope of work to determine a fair and representative transaction price. Such pricing assessments are made at contract inception and are not typically subject to variable consideration or significant financing components.

In determining the timing and amount of revenue recognition, management exercises judgment to assess the nature of the Company’s performance obligations and the appropriate timing for revenue recognition. For advisory services, the continuous transfer of benefit over time supports recognition on a monthly basis. For press release services, the point-in-time model is applied at the time of delivery and publication.

Accounts Receivable

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company extends credit to its customers in the normal course of business and generally does not require collateral. The Company’s credit terms are dependent upon the segment and the customer. The Company assesses the probability of collection from each customer at the outset of the arrangement based on a number of factors, including the customer’s payment history and its current creditworthiness. If in management’s judgment collection is not probable, the Company does not record revenue until the uncertainty is removed.

Management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. The allowance for doubtful accounts is the Company’s best estimate of the amount of credit losses in existing accounts receivable. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of trade receivables. In the analysis, management primarily considers the age of the customer’s receivable, and also considers the creditworthiness of the customer, the economic conditions of the customer’s industry, general economic conditions and trends, and the business relationship and history with its customers, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts. If judgments regarding the collectability of receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability.

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. Bad debts are written off as identified.

Earnings Per Share

The Company reports earnings per share in accordance with ASC 260 “Earnings Per Share”, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Further, if the number of common shares outstanding increases as a result of a stock dividend or stock split or decreases as a result of a reverse stock split, the computations of a basic and diluted earnings per share shall be adjusted retroactively for all periods presented to reflect that change in capital structure.

The Company’s basic earnings per share is computed by dividing the net income available to holders by the weighted average number of the Company’s ordinary shares outstanding. Diluted earnings per share reflects the amount of net income available to each ordinary share outstanding during the period plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued.

Income Taxes

The Company accounts for income taxes using the asset and liability method prescribed by ASC 740 “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the years in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair Value Measurement

Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset.

This ASC establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net profit and retained profit of $3,893 and $2,451 for the six months ended October 31, 2025 and a net loss and accumulated deficit of $1,442 for the period ended April 30, 2025 and a working capital deficit of $ 968.

The Company’s cash position may not be significant enough to support the Company’s daily operations. While the Company believes in the viability of its strategy and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to improve profitability and the ability to acquire funding through public offering. If funding from public offering is insufficient, then the Company shall rely on the financial support from its controlling shareholder.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that financial statements are issued. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

4. ACQUISITION OF RADIANT PR SOLUTIONS SDN BHD

On February 25, 2025, the Company acquired 100% of the equity interest of Radiant PR Solutions Sdn. Bhd., a limited liability company incorporated in Malaysia solely owned by our director immediately prior to such acquisition, for the purpose of carrying business activity in Malaysia, for a consideration equivalent to the carrying value of Radiant PR Solutions Sdn. Bhd., MYR 1,000 (approximately $236) at the date of such transfer.

The Company account such acquisition under common control acquisition method and measure the recognized assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer.

5. ACCOUNT RECEIVABLES

	As of October 31, 2025	As of April 30, 2025
Account receivables	$7,165	$-
Less: allowance for doubtful debts	-	-
Account receivables, net	$7,165	$-

6. PREPAYMENT AND DEPOSIT

As of October 31, 2025, prepayment and deposits amounted $1,942 consist of prepaid domain, website related expenses and publishing cost and printer deposits.

As of April 30, 2025, prepayment consists of prepaid domain, website related expenses and publishing cost amounted $1,094.

7. EQUIPMENT, NET

Equipment consisted of the following:

	As of October 31, 2025	As of April 30, 2025
Computer equipment	$7,654	$1,878
Less: accumulated depreciation	(701)	(156)
Computer equipment, net	$6,953	$1,722

Depreciation expense for the three and six months ended October 31, 2025 was $271 and 545.

Depreciation expense for the period ended April 30, 2025 was $156.

For the six months ended October 31, 2025, the Company invested $5,777 in equipment.

8. RIGHT OF USE ASSETS AND LEASE LIABILITY

Right of use assets
Initial recognition	$2,769
Amortization for 3 months ended July 31, 2025	(115)
Balance as of July 31, 2025	$2,654
Amortization for 3 months ended October 31, 2025	(115)
Foreign currency translation	35
Balance as of October 31, 2025	$2,574

Lease liability
Initial recognition	$2,769
Imputed interest for 3 months ended July 31, 2025	33
Repayment of lease for 3 months ended July 31, 2025	(133)
Balance as of July 31, 2025	$2,669
Imputed interest for 3 months ended October 31, 2025	32
Repayment of lease for 3 months ended October 31, 2025	134
Foreign currency translation	37
Balance as of October 31, 2025	$2,604

Lease liability current portion	$423
Lease liability non-current portion	$2,181

Other information:

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow to operating lease	$942
Right-of-use assets obtained in exchange for operating lease liabilities	-
Remaining lease term for operating lease (years)	5.50
Weighted average discount rate for operating lease	4.89%

9. SOFTWARE, NET

Software consisted of the following:

	As of October 31, 2025	As of April 30, 2025
Software	$2,661	$-
Less: accumulated depreciation	(1,155)	-
Computer equipment, net	$1,506	$-

Amortization expense for the three and six months ended October 31, 2025 amounted $665 and $1,155.

10. AMOUNT DUE TO A DIRECTOR

As of October 31, 2025, the sole director of the Company advanced $14,190 to the Company for working capital, and purchases of equipment, software and right of use assets.

As of April 30, 2025, the sole director of the Company advanced $2,884 to the Company for working capital purpose

These advances are unsecured and non-interest bearing with no fixed terms of repayment.

11. ACCRUED LIABILITIES AND OTHER PAYABLES

As of October 31, 2025, the Company has accrued liabilities and other payables of $2,986 which comprises of outstanding audit fees and salary.

As of April 30, 2025, the Company has accrued liabilities and other payables of $15,642 which comprises of outstanding audit fees, legal fees, filing fees and salary.

12. DEFERRED REVENUE

As of October 31, 2025, the Company has no deferred revenue outstanding.

As of April 30, 2025, the Company has deferred revenue of $1,159 which represents amounts received in advance from customers for services that have not yet been delivered or rendered.

13. STOCKHOLDERS’ EQUITY

On January 20, 2025, upon the incorporation of the Company, Fooi Chen Chai, subscribed 22,000,000 shares of common stock at par value of $0.0001 per share for a total subscription value of $2,200.

As of October 31, 2025, the Company has 22,000,000 shares of common stock issued and outstanding.

The Company has 50,000,000 shares of commons stock authorized.

14. INCOME TAX

The income and loss from operation before income tax of the Company comprised of the following:

	Six months ended October 31, 2025	From January 20, 2025 (Date of Inception) to April 30, 2025
Tax jurisdiction from:
- United States of America	$(2,142)	$(1,247)
- Malaysia	7,877	(195)
Income / (loss) from operation before income tax	$5,735	$(1,442)

United States of America

The Company is registered in the State of Nevada and is subject to United States of America tax law. As of October 31, 2025, the operations in the United States of America incurred $3,389 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carry forwards begin to expire in 2045, if unutilized. The Company has provided for a full valuation allowance of approximately $712 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

With effect from year of assessment 2024, tax payers will be subject to a 24% tax rate if a foreigner owns more than 20% shareholding in the Company. As of October 31, 2025, the operations in Malaysia generated $7,682 of cumulative net operating profit which will be subject to income tax payable amounted $1,842.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company:

	As of October 31, 2025	As of April 30, 2025
Deferred tax assets:
- United States of America	$712	$262
- Malaysia	-	47
Less: valuation allowance	$(712)	$(309)
Deferred tax assets	-	-

Management believes that it is more likely that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $712 as of October 31, 2025 and $309 as of April 30, 2025.

15. CONCENTRATIONS OF RISK

Customer Concentration

The customers who accounted for 100% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For Six Months ended October 31, 2025			For Period ended April 30, 2025
	Revenue	Percentage of Revenue	Account Receivable	Revenue	Percentage of Revenue	Account Receivable
Customer A	$10,633	42%	$7,165	$5,668	36%	$-
Customer B	7,090	29%	-	10,203	64%	-
Customer C	7,090	29%	-	-	-	-
Total	$24,813	100%	$7,165	$15,871	100%	$-

16. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after October 31, 2025 up through the date the Company issued the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations

Revenues

From January 20, 2025 (Date of Inception) to April 30, 2025, we generated revenue in the amount of $15,871.

For three and six months ended October 31, 2025, we generated revenue in the amount of $24,813 and 14,214, respectively.

The revenue generated was from providing advisory services to support the client’s public relations and communication efforts and drafting, editing, and publishing of press releases on various news channel and also social media platform.

General and Administrative Expenses

From January 20, 2025 (Date of Inception) to April 30 2025, we had selling, general & administrative expenses in the amount of $16,755. These were primarily comprised of legal and professional fees, company incorporation fees, and audit fees.

For three and six months ended October 31, 2025, we had selling, general & administrative expenses in the amount of $19,029 and 10,664, respectively. These were primarily comprised of legal and professional fees, audit fees and employee salary.

Net Loss

Our net loss from January 20, 2025 (Date of Inception) to April 30 2025 was $1,442.

Our net profit for three and six months ended October 31, 2025 was $3,893 and $2,203.

Liquidity, Capital Resources and Capital Commitments

The minimum funding required to remain in business for at least the next 12 months is $40,000. Our current available capital resources enable us to conduct our planned operations for the next 4 months.

Cash Provided by Operating Activities

Net cash provided by operating activities was $14,067 from January 20, 2025 (Date of Inception) to April 30 2025. The cash provided by operating activities was attributable to depreciation expenses, increase in accrued expenses and other payables and increase in deferred revenue contra by net loss.

Net cash used by operating activities was $14,340 for six months ended October 31, 2025. The cash provided by operating activities was attributable to decrease in deferred revenue, account receivable and other payable.

Cash Used in Investing Activity

From January 20, 2025 (Date of Inception) to April 30 2025, we used $1,878 in investing activities, which was primarily attributable to the purchase of equipment.

For six months ended October 31, 2025, we used $8,705 in investing activities, as a result of purchase of software, equipment and repayment of lease liability.

Cash Provided by Financing Activity

From January 20, 2025 (Date of Inception) to April 30 2025, net cash provided by financing activities were $5,047 from issuance of share and advances from our director.

For six months ended October 31, 2025, net cash provided by financing activities were $16,443 as a result of advances from our director.

3

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of October 31, 2025. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of October 31, 2025.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The internal controls for the Company are provided by executive management’s review and approval of all transactions. Our internal control over financial reporting also includes those policies and procedures that:

1. pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2. provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

3. provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of October 31, 2025, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the six months ended October 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

4

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not subjected to nor engaged in any litigation, arbitration or claim of material importance, and no litigation, arbitration or claim of material importance is known to us to be pending or threatened by or against our Company that would have a material adverse effect on our Company’s results of operations or financial condition. Further, there are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to our Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended October 31, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”.

ITEM 6. Exhibits

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

32.1	Section 1350 Certification of principal executive officer

5

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, at the location of Kuala Lumpur, Malaysia, on December 17, 2025.

Radiant Strategies Corp.

By:	/s/ Fooi Chen Chai
Name:	Fooi Chen Chai
Title:	Director, Chief Executive Officer
(Principal executive officer) and
Chief Financial Officer
(Principal financial and accounting officer)
Date:	December 17, 2025

6