Form 10-Q
period 2026-01-31
Radiant Strategies Corp
filed 2026-02-26
CIK 2056016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2026

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

N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on February 26, 2026
Common Stock, $0.0001 par value	25,912,500

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

ITEM 1	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JANUARY 31, 2026 (UNAUDITED) AND APRIL 30, 2025 (AUDITED)	F-1
	CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2026 (UNAUDITED) AND FOR THE PERIOD ENDED APRIL 30, 2025 (AUDITED)	F-2
	CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2026 (UNAUDITED) AND FOR THE PERIOD ENDED APRIL 30, 2025 (AUDITED)	F-3
	CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED JANUARY 31, 2026 (UNAUDITED) AND FOR THE PERIOD ENDED APRIL 30, 2025 (AUDITED)	F-4
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	F-5

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	4

ITEM 4	CONTROLS AND PROCEDURES	4

PART II	OTHER INFORMATION	5

ITEM 1	LEGAL PROCEEDINGS	5

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	5

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	5

ITEM 4	MINE SAFETY DISCLOSURES	5

ITEM 5	OTHER INFORMATION	5

ITEM 6	EXHIBITS	5

	SIGNATURES	6

2

RADIANT STRATEGIES CORP.

CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2026 AND APRIL 30, 2025

	As of January 31, 2026	As of April 30, 2025
	USD	USD
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,307	$17,623
Deposit & prepayment	1,905	1,094
TOTAL CURRENT ASSETS	24,212	18,717

NON-CURRENT ASSETS
Equipment, net	6,872	1,722
Right of use assets, net	2,613	-
Software, net	841	-
Furniture, net	30,394

TOTAL ASSETS	$64,932	$20,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued expenses and other payables	7,363	15,642
Income tax payable	-	-
Deferred revenue	-	1,159
Lease liability	455	-
Amount due to a director	26,627	2,884
TOTAL CURRENT LIABILITIES	34,445	$19,685

NON-CURRENT LIABILITIES
Lease liability	2,204	-

TOTAL LIABILITIES	$36,649	$19,685

STOCKHOLDERS’ EQUITY
Common stock – Par value $0.0001; Authorized: 50,000,000 Issued and outstanding: 25,912,500 shares as of January 31, 2026 and 22,000,000 as of April 30, 2025	$2,591	$2,200
Additional paid-in capital	38,734	-
Accumulated other comprehensive loss	(465)	(4)
Retained profit / (Accumulated deficit)	(12,577)	(1,442)
TOTAL STOCKHOLDERS’ FUND	$28,283	$754

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$64,932	$20,439

The accompanying notes are an integral part of these audited consolidated financial statements.

RADIANT STRATEGIES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2026 AND FROM JANUARY 20, 2025 (DATE OF INCEPTION) TO APRIL 30, 2025

	Nine Months ended January 31, 2026	Three Months ended January 31, 2026	January 20, 2025 To April 30, 2025
	USD	USD	USD
	Unaudited	Unaudited	Audited
Revenue	$36,092	$11,279	$15,871
Cost of revenue	(392)	(56)	(558)
Gross profit	$35,700	$11,223	$15,313

COST AND EXPENSES:
Selling, general & administrative expenses	$(47,683)	$(26,812)	$(16,755)

Income / (Loss) from operations	$(11,983)	$(15,589)	$(1,442)

Other income /(loss), net	$848	$561	$-

Income / (Loss) before income tax	$(11,135)	$(15,028)	$(1,442)

Income tax expense	$-	$-	$-

Net profit / (loss)	$(11,135)	$(15,028)	$(1,442)

Foreign currency translation income / (loss)	$(465)	$(525)	$(4)

Total comprehensive profit / (loss)	$(11,600)	$(15,553)	$(1,446)

Net loss per share, basic and diluted	$(0.0005)	$(0.0006)	$(0.0001)

Weighted average number of common shares outstanding, basic and diluted	22,739,818	24,235,714	22,000,000

The accompanying notes are an integral part of these audited consolidated financial statements.

RADIANT STRATEGIES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2026 AND FROM JANUARY 20, 2025 (DATE OF INCEPTION) TO APRIL 30, 2025

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE (LOSS) / GAIN	ACCUMULATED (DEFICIT) / PROFIT	TOTAL EQUITY
	Number of Shares	$	$	$	$	$
Balance as of January 20, 2025 (Date of Inception)	-	-	-	-	-	-
Issuance of share capital, founder’s shares	22,000,000	2,200	-	-	-	2,200
Foreign currency translation	-	-	-	(4)	-	(4)
Net loss	-	-	-	-	(1,442)	(1,442)
Balance as of April 30, 2025	22,000,000	2,200	-	(4)	(1,442)	754
Foreign currency translation	-	-	-	(7)	-	(7)
Net Profit	-	-	-	-	1,690	1,690
Balance as of July 31, 2025	22,000,000	2,200	-	(11)	248	2,437
Foreign currency translation	-	-	-	71	-	71
Net Profit	-	-	-	-	2,203	2,203
Balance as of October 31, 2025	22,000,000	2,200	-	60	2,451	4,711
Initial public offering	3,912,500	391	38,734	-	-	39,125
Foreign currency translation	-	-	-	(525)	-	(525)
Net Profit	-	-	-	-	(15,028)	(15,028)
Balance as of January 31, 2026	25,912,500	2,591	38,734	(465)	(12,577)	28,283

The accompanying notes are an integral part of these audited consolidated financial statements.

RADIANT STRATEGIES CORP.

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 31, 2026 AND FROM JANUARY 20, 2025 (DATE OF INCEPTION) TO APRIL 30, 2025

	January 31, 2026	April 30, 2025
	USD	USD
	Unaudited	Audited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit / (Loss)	$(11,135)	$(1,442)

Depreciation and amortization expenses	3,688	156
Imputed lease interest	96	-

Changes in operating assets and liabilities:
Prepayment and deposit	(735)	(1,075)
Accrued expenses and other payables	(9,153)	15,294
Deferred revenue	(1,195)	1,134
Net cash provided by operating activities	$(18,434)	$14,067

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of equipment	$(35,273)	$(1,878)
Purchase of software	(2,661)	-
Repayment of lease liability	(404)	-
Net cash used in investing activity	$(38,338)	$(1,878)

CASH FLOWS FROM FINANCING ACTIVITY:
Proceeds from issuance of shares	$39,125	$2,200
Advances from director	22,815	2,847
Net cash provided by financing activity	$61,940	$5,047

Effect of exchange rate changes on cash and cash equivalent	$(484)	$387

Net increase in cash and cash equivalents	$4,684	$17,623
Cash and cash equivalents, beginning of period	17,623	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,307	$17,623

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

RADIANT STRATEGIES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2026 AND FROM JANUARY 20, 2025 (DATE OF INCEPTION) TO APRIL 30, 2025

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

Classification	Useful Life
Computer equipment	4 years
Furniture	10 years

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

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss and accumulated deficit of $11,135 and $12,577 for the nine months ended January 31, 2026 and a net loss and accumulated deficit of $1,442 for the period ended April 30, 2025 and a working capital deficit of $968.

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

5. PREPAYMENT AND DEPOSIT

As of January 31, 2026, prepayment and deposits amounted $1,905 consist of prepaid domain, website related expenses and publishing cost and printer deposits.

As of April 30, 2025, prepayment consists of prepaid domain, website related expenses and publishing cost amounted $1,094.

6. FURNITURE AND EQUIPMENT, NET

Equipment consisted of the following:

	As of January 31, 2026	As of April 30, 2025
Computer equipment	$8,060	$1,878
Less: accumulated depreciation	(1,188)	(156)
Computer equipment, net	$6,872	$1,722

Furniture	30,909	-
Less: accumulated depreciation	(515)	-
Furniture, net	$30,394	$-

Depreciation expense for the three and nine months ended January 31, 2026 was $1,002 and $1,574.

Depreciation expense for the period ended April 30, 2025 was $156.

For the nine months ended January 31, 2026, the Company invested $35,273 in equipment.

7. RIGHT OF USE ASSETS AND LEASE LIABILITY

Right of use assets
Initial recognition	$2,769
Amortization for 3 months ended July 31, 2025	(115)
Balance as of July 31, 2025	$2,654
Amortization for 3 months ended October 31, 2025	(115)
Foreign currency translation	35
Balance as of October 31, 2025	$2,574
Amortization for 3 months ended January 31, 2026	(120)
Foreign currency translation	159
Balance as of January 31, 2026	2,613

Lease liability
Initial recognition	$2,769
Imputed interest for 3 months ended July 31, 2025	33
Repayment of lease for 3 months ended July 31, 2025	(133)
Balance as of July 31, 2025	$2,669
Imputed interest for 3 months ended October 31, 2025	32
Repayment of lease for 3 months ended October 31, 2025	134
Foreign currency translation	37
Balance as of October 31, 2025	$2,604
Imputed interest for 3 months ended January 31, 2026	32
Repayment of lease for 3 months ended January 31, 2026	(138)
Foreign currency translation	161
Balance as of January 31, 2026	$2,659

Lease liability current portion	$455
Lease liability non-current portion	$2,204

Other information:

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow to operating lease	$1,016
Right-of-use assets obtained in exchange for operating lease liabilities	-
Remaining lease term for operating lease (years)	5.25
Weighted average discount rate for operating lease	4.89%

8. SOFTWARE, NET

Software consisted of the following:

	As of January 31, 2026	As of April 30, 2025
Software	$2,661	$-
Less: accumulated depreciation	(1,820)	-
Computer equipment, net	$841	$-

Amortization expense for the three and nine months ended January 31, 2026 amounted $666 and $1,821.

9. AMOUNT DUE TO A DIRECTOR

As of January 31, 2026, the sole director of the Company advanced $26,627 to the Company for working capital, and purchases of equipment, software and right of use assets.

As of April 30, 2025, the sole director of the Company advanced $2,884 to the Company for working capital purpose

These advances are unsecured and non-interest bearing with no fixed terms of repayment.

10. ACCRUED LIABILITIES AND OTHER PAYABLES

As of January 31, 2026, the Company has accrued liabilities and other payables of $7,363 which comprises of outstanding audit fees and salary.

As of April 30, 2025, the Company has accrued liabilities and other payables of $15,642 which comprises of outstanding audit fees, legal fees, filing fees and salary.

11. DEFERRED REVENUE

As of January 31, 2026, the Company has no deferred revenue outstanding.

As of April 30, 2025, the Company has deferred revenue of $1,159 which represents amounts received in advance from customers for services that have not yet been delivered or rendered.

12. STOCKHOLDERS’ EQUITY

On January 20, 2025, upon the incorporation of the Company, Fooi Chen Chai, subscribed 22,000,000 shares of common stock at par value of $0.0001 per share for a total subscription value of $2,200.

On January 12, 2026, the Company consummated public offering, issuing 3,912,500 shares of common stock at a public offering price of $0.01 per share, resulting in gross proceeds of $39,125.

As of January 31, 2026, the Company has 25,912,500 shares of common stock issued and outstanding.

The Company has 50,000,000 shares of commons stock authorized.

13. INCOME TAX

The income and loss from operation before income tax of the Company comprised of the following:

	Nine months ended January 31, 2026	From January 20, 2025 (Date of Inception) to April 30, 2025
Tax jurisdiction from:
- United States of America	$(3,778)	$(1,247)
- Malaysia	(7,357)	(195)
Income / (loss) from operation before income tax	$(11,135)	$(1,442)

United States of America

The Company is registered in the State of Nevada and is subject to United States of America tax law. As of January 31, 2026, the operations in the United States of America incurred $5,026 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carry forwards begin to expire in 2046, if unutilized. The Company has provided for a full valuation allowance of approximately $1,055 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

With effect from year of assessment 2024, tax payers will be subject to a 24% tax rate if a foreigner owns more than 20% shareholding in the Company. As of January 31, 2026, the operations in Malaysia incurred $7,552 of cumulative net operating losses (NOL’s) which will be subject to income tax payable amounted $1,812.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company:

	As of January 31, 2026	As of April 30, 2025
Deferred tax assets:
- United States of America	$1,055	$262
- Malaysia	1,812	47
Less: valuation allowance	$(2,867)	$(309)
Deferred tax assets	-	-

Management believes that it is more likely that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $2,867 as of January 31, 2026 and $309 as of April 30, 2025.

14. CONCENTRATIONS OF RISK

Customer Concentration

The customers who accounted for 100% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For Nine Months ended January 31, 2026			For Period ended April 30, 2025
	Revenue	Percentage of Revenue	Account Receivable	Revenue	Percentage of Revenue	Account Receivable
Customer A	$10,756	30%	$-	$5,668	36%	$-
Customer B	10,756	30%	-	10,203	64%	-
Customer C	10,756	30%	-	-	-	-
Customer D	3,824	10%
Total	$36,092	100%	$-	$15,871	100%	$-

15. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after January 31, 2026 up through the date the Company issued the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations

Revenues

From January 20, 2025 (Date of Inception) to April 30, 2025, we generated revenue in the amount of $15,871.

For three and nine months ended January 31, 2026, we generated revenue in the amount of $36,092 and $11,279, respectively.

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

For three and nine months ended January 31, 2026, we had selling, general & administrative expenses in the amount of $26,812 and $47,683, respectively. These were primarily comprised of legal and professional fees, audit fees and employee salary.

Net Loss

Our net loss from January 20, 2025 (Date of Inception) to April 30 2025 was $1,442.

Our net profit for three and nine months ended January 31, 2026 was $15,028 and $11,135.

Liquidity, Capital Resources and Capital Commitments

The minimum funding required to remain in business for at least the next 12 months is $40,000. Our current available capital resources enable us to conduct our planned operations for the next 6 months.

Cash Provided by Operating Activities

Net cash provided by operating activities was $14,067 from January 20, 2025 (Date of Inception) to April 30 2025. The cash provided by operating activities was attributable to depreciation expenses, increase in accrued expenses and other payables and increase in deferred revenue contra by net loss.

Net cash used by operating activities was $18,434 for nine months ended January 31, 2026. The cash provided by operating activities was attributable to decrease in deferred revenue, account receivable and other payable.

Cash Used in Investing Activity

From January 20, 2025 (Date of Inception) to April 30 2025, we used $1,878 in investing activities, which was primarily attributable to the purchase of equipment.

For nine months ended January 31, 2026, we used $38,338 in investing activities, as a result of purchase of software, equipment and repayment of lease liability.

Cash Provided by Financing Activity

From January 20, 2025 (Date of Inception) to April 30 2025, net cash provided by financing activities were $5,047 from issuance of share and advances from our director.

For nine months ended January 31, 2026, net cash provided by financing activities were $61,940 as a result of advances from our director and proceed from public offering.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of January 31, 2026. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of January 31, 2026.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of January 31, 2026, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the nine months ended January 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended January 31, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”.

ITEM 6. Exhibits

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

32.1	Section 1350 Certification of principal executive officer

5

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, at the location of Kuala Lumpur, Malaysia, on February 26, 2026.

Radiant Strategies Corp.

By:	/s/ Fooi Chen Chai
Name:	Fooi Chen Chai
Title:	Director, Chief Executive Officer
(Principal executive officer) and
Chief Financial Officer
(Principal financial and accounting officer)
Date:	February 26, 2026

6