Form 10-K
period 2026-04-30
Radiant Strategies Corp
filed 2026-07-10
CIK 2056016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2026

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

+(60)16-6612008

radiantstrategiescorp@gmail.com

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

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

☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter

$39,120

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on July 8, 2026
Common Stock, $0.0001 par value	25,912,500

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward–looking statements that involve risks and uncertainties. We use words such as “project”, “believe”, “anticipate”, “plan”, “expect”, “estimate”, “intend”, “should”, “would”, “could”, or “may”, or other such words, verbs in the future tense and words and phrases that convey similar meaning and uncertainty of future events or outcomes to identify these forward–looking statements. There are a number of important factors beyond our control that could cause actual results to differ materially from the results anticipated by these forward–looking statements. While we make these forward–looking statements based on various factors and using numerous assumptions, you have no assurance the factors and assumptions will prove to be materially accurate when the events they anticipate actually occur in the future.

The forward–looking statements are based upon our beliefs and assumptions using information available at the time we make these statements. We caution you not to place undue reliance on our forward–looking statements as (i) these statements are neither predictions nor guaranties of future events or circumstances, and (ii) the assumptions, beliefs, expectations, forecasts and projections about future events may differ materially from actual results. We undertake no obligation to publicly update any forward–looking statement to reflect developments occurring after the date of this prospectus.

PART I

ITEM 1. BUSINESS

Radiant Strategies Corp., a Nevada corporation, (herein referred as “the Company”) was incorporated under the laws of the State of Nevada on January 20, 2025. On February 25, 2025, the Company acquired 100% of the equity interest of Radiant PR Solutions Sdn. Bhd., a limited liability company incorporated in Malaysia.

Our Current Operation and Revenue Generating Activity

This includes, advising on media strategy and public messaging, providing guidance on brand positioning, supporting communication planning for campaigns, reviewing and advising on public-facing materials. Our advisory fee starting from MYR5,000 (approximately $1,178) per month, billable on quarterly basis in advance. In addition, we specialize in the drafting, editing, and publishing of press releases on various news channel and also social media platform, starting from MYR15,000 (approximately $3,536) per press release. We will adjust our charges according to the complexity of project accordingly. For all photography and content, our client retains full ownership of the content upon final approval and publication.

For year ended April 30, 2026 and 2025, we generated revenue amount $40,254 and $15,871, respectively from 4 and 2 clients.

Our services are distributed directly to clients through our in-house team via online platforms, email communication, and direct client engagement. In addition, we leverage our director’s business network and participate in recognized industry and networking events in Malaysia, including trade exhibitions at the Malaysia International Trade & Exhibition Centre (MITEC), SME Corp Malaysia programs, and conferences organized by the Malaysian International Chamber of Commerce and Industry (MICCI).

Our services are distributed directly to clients through our in-house team via online platforms, email communication, and direct client engagement. In addition, we leverage our director’s business network and participate in recognized industry and networking events in Malaysia, including trade exhibitions at the Malaysia International Trade & Exhibition Centre (MITEC), SME Corp Malaysia programs, and conferences organized by the Malaysian International Chamber of Commerce and Industry (MICCI).

At this time, the company does not own or rely upon patents, trademarks, licenses, franchises, concessions, or royalty agreements that are material to our business operations other than our service agreement with our client. Material terms of service agreement include:

●	Scope of Services: Provision of content drafting, editing, formatting, and publishing on designated news portals, along with public relations advisory services, including media strategy, brand positioning, and review of public-facing materials.
●	Payment Term: All fees are payable within 7 days of invoice issuance. Late payments may incur interest at 18% per annum, calculated on a pro-rated daily basis.
●	Term & Termination: Agreement remains in effect until terminated by either party with 30 days’ written notice, or immediately in the event of a material breach.
●	Content Ownership: The Client retains full ownership of all approved and published content.
●	Confidentiality: Both parties agree to maintain strict confidentiality of all proprietary and sensitive information exchanged.
●	Liability & Indemnity: The Service Provider bears no liability for content post-publication except in cases of proven negligence. The Client agrees to indemnify the Service Provider against any third-party claims arising from the published content.
●	Governing Law: This Agreement is governed by and construed in accordance with the laws of Malaysia.
●	Amendments: Any modifications must be made in writing and signed by both parties.

We are not required to obtain any special licenses to operate as a public relations firm in Malaysia. However, we are subject to several important industry regulations and legal requirements that govern our operations, particularly in the areas of media relations, content publishing, advertising, and data protection. These include:

●	Communications and Multimedia Act 1998 (CMA). As a public relations company, we are subject to the provisions of the CMA, which governs the use of communications and multimedia in Malaysia. This Act regulates media practices, including broadcasting, publishing, and the distribution of content, particularly in digital and online platforms. Our company ensures compliance with the CMA when distributing press releases, engaging with media outlets, or conducting online communication.
●	Printing Presses and Publications Act 1984. While not required to hold a specific license, we must be mindful of the regulations under this Act when distributing press releases or public statements to printed media outlets.

We do not depend on physical raw materials, manufacturing, or principal suppliers in the traditional sense, as our business is service-based. Instead, our operations rely on digital platforms, software subscriptions, and media access, all of which are readily available from multiple providers. However, given our limited operating history, we are currently dependent on two major customers. Management believes this concentration risk will be mitigated as we expand our customer base, although client concentration may continue to fluctuate depending on the scale of individual projects.

Status of Publicly Announced New Product or Service

Other than the services described under “Our Current Operations and Revenue-Generating Activity,” the Company has not publicly announced any new products or services. The Company is currently offering all services it intends to provide, and management does not have any plans to introduce additional products or services beyond those currently disclosed.

Intellectual Property

We do not have any intellectual property in the form of registered trademarks and copyrights. We claim an unregistered trademark in our company logo on the cover of this prospectus.

Competition

As a newly established company in the competitive public relations market, we face several challenges. The PR industry in Malaysia has seen steady growth, particularly with the rise of online media and digital communication platforms. However, as a newcomer, we are faced with strong competition in terms of pricing and branding, particularly from established firms with well-recognized reputations and wider client networks. Our differentiation lies in our agility, personal client relationships, and tailored services, which allow us to adapt quickly to changing industry needs and deliver highly customized solutions.

Some of the top PR agencies in Malaysia that we consider our key competitors include GO Communications, Precious Communications, BRANDTHINK Malaysia, and Mad Hat Asia. These firms have built strong portfolios and established long-standing client relationships, giving them a considerable advantage in brand visibility and market share. Competing in this landscape requires us to carve out a niche that emphasizes value-added services and personalized client engagement.

In addition to traditional competition, we also face the emerging challenge of technological disruption, particularly from artificial intelligence (AI) tools that can generate press releases and content at a fraction of the cost. While AI presents opportunities for efficiency, it also poses a threat to traditional content creation jobs. However, we believe that the human touch in PR—especially in crafting nuanced, brand-specific messaging and managing client relationships—remains irreplaceable. Our focus is on building a strong brand that emphasizes quality, creativity, and personalized service, positioning ourselves as a trusted partner for clients seeking more than just automated solutions.

Our Employees

As of the date of this report, we have two employees, including our chief executive officer and an accountant. As we grow, of which you have no assurance, we have plans to expand the workforce with additional employees or contractors to support various functions such as content creation, media outreach, and administrative tasks.

The chief executive officer’s current role includes managing all aspects of the business, from client consultations and content development to handling legal and regulatory compliance matters. This approach allows for a personalized and hands-on service for all clients while maintaining a lean operational structure in the initial stages of our development.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

The Company utilizes information technology systems and cloud-based third-party service providers in its operations, including email communications, financial systems, data storage, and other administrative functions. As part of its operations, the Company may collect, store, and process certain confidential, proprietary, employee, and business information.

The Company’s cybersecurity risk management processes are designed to identify, assess, and manage material risks from cybersecurity threats. Due to the size and nature of the Company’s operations, the Company relies primarily on third-party software platforms, cloud-based service providers, and external information technology support to assist in maintaining and protecting its information systems.

The Company’s cybersecurity processes include, among other things, the use of password protection, multi-factor authentication where available, periodic software updates, data backup procedures, and monitoring by third-party service providers, as appropriate. The Company also considers cybersecurity risks as part of its overall operational risk management activities.

The Company depends on various third-party providers for technology, communications, and data storage services. While the Company performs limited review and oversight of such providers, there can be no assurance that the Company or such third parties will not experience cybersecurity incidents or other information technology disruptions in the future.

As of the date of this Annual Report, the Company has not identified any cybersecurity incidents that have materially affected the Company’s business, financial condition, or results of operations. However, cybersecurity threats continue to evolve, and future incidents could materially adversely affect the Company’s operations, reputation, financial condition, or results of operations.

Cybersecurity Governance

Oversight of cybersecurity risks resides with the Company’s board of directors. Due to the size of the Company and its current operations, responsibility for assessing and managing cybersecurity risks resides with the Company’s management, including its Chief Executive Officer and Chief Financial Officer, who is also the sole director of the Company.

The Company does not currently maintain a dedicated cybersecurity committee or employ personnel with specialized cybersecurity expertise. The Company relies, in part, on external information technology consultants and third-party service providers to support its information systems and cybersecurity functions.

Management periodically evaluates cybersecurity risks and monitors the Company’s information systems and third-party service providers, as appropriate. Any material cybersecurity incidents, if identified, would be communicated to the board of directors for oversight and evaluation.

ITEM 2. DESCRIPTION OF PROPERTY

We do not own or rent any properties. At this time, we utilize the office space of our sole stockholder, director and executive officer at no cost.

The Company’s executive office is No.15, Jalan 17/42, Taman Kok Doh, Segambut 51200, Kuala Lumpur, Malaysia.

ITEM 3. LEGAL PROCEEDINGS

We are not engaged in any legal proceedings at the present time and we are not aware of pending or threatened legal claims or demands. From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company is currently in the process of seeking quotation of its common stock on the OTC Pink Market pursuant to Rule 15c2-11 under the Securities Exchange Act of 1934, as amended. As of the date of this Annual Report, there is no established public trading market for the Company’s common stock.

Holders

As of June 30, 2026, the Company had 25,912,500 shares of common stock issued and outstanding held by approximately 38 holders of record.

Dividend

The Company has not declared or paid any cash dividends on its common stock since inception. The Company currently intends to retain any future earnings for use in the operation and expansion of its business and does not anticipate declaring or paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On January 20, 2025, upon incorporation of the Company, Fooi Chen Chai subscribed for 22,000,000 shares of the Company’s common stock at a par value of $0.0001 per share for an aggregate purchase price of $2,200.

The issuance of the shares described above was made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering.

Use of Proceeds from Initial Public Offering

On December 8, 2025, the Company’s Registration Statement on Form S-1 (File No. 333-288165) relating to the Company’s initial public offering was declared effective by the Securities and Exchange Commission. The offering closed on December 31, 2025.

Pursuant to the offering, the Company registered and sold 3,912,500 shares of common stock at a public offering price of $0.01 per share for aggregate gross proceeds of approximately $39,125.

The offering was conducted on a self-underwritten basis and no underwriters were involved in the offering. Accordingly, the Company did not incur any underwriting discounts or commissions in connection with the offering.

As of April 30, 2026, substantially all of the net proceeds from the offering had been utilized primarily for compliance-related expenses, including approximately $20,000 for DTC application-related costs, $8,982 for legal fees, $7,328 for audit fees, and $6,995 for filing and regulatory fees.

The Company believes that the use of proceeds from the offering is consistent in all material respects with the intended use of proceeds described in the final prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fiscal year ended April 30, 2026.

Equity Compensation Plan Information

The Company does not maintain any equity compensation plans.

As a smaller reporting company, the Company is not required to provide the stock performance graph otherwise required by Item 201(e) of Regulation S-K.

Item 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Radiant Strategies Corp. is engaged in public relations advisory and publishing-related activities. During the fiscal year ended April 30, 2026, the Company continued to expand its operations and incurred expenses associated with becoming and operating as a public reporting company, including legal, audit, filing, DTC application, and regulatory compliance expenses.

On December 31, 2025, the Company completed its initial public offering pursuant to its Registration Statement on Form S-1 (File No. 333-288165), which was declared effective by the Securities and Exchange Commission on December 8, 2025. The offering generated gross proceeds of approximately $39,125.

The Company is currently in the process of seeking quotation of its common stock on the OTC Pink Market pursuant to Rule 15c2-11 under the Securities Exchange Act of 1934, as amended.

Results of operations

Revenue increased to approximately $40,254 for the fiscal year ended April 30, 2026 from approximately $15,871 for the period from January 20, 2025 (date of inception) to April 30, 2025. The increase was primarily attributable to increased public relations advisory activities and expanded business operations during the fiscal year.

Cost of revenue decreased to approximately $398 for the fiscal year ended April 30, 2026 from approximately $558 for the prior period. The decrease was primarily attributable to a lower volume of direct publishing services, which incur corresponding third-party publishing costs. Gross profit increased to approximately $39,856 compared to approximately $15,313 in the prior period, primarily due to increased revenue generation and decrease in publishing cost during the fiscal year.

Selling, general and administrative expenses increased to approximately $64,392 for the fiscal year ended April 30, 2026 from approximately $16,755 for the prior period. The increase was primarily attributable to public company compliance costs, DTC application expenses, legal and audit fees, operational expansion expenses, depreciation and amortization expenses, and administrative expenses associated with the Company’s growth and public reporting obligations.

Loss from operations increased to approximately $23,622 for the fiscal year ended April 30, 2026 compared to approximately $1,442 for the prior period.

Liquidity, Capital Resources and Capital Commitments

As of April 30, 2026, the Company had cash and cash equivalents of approximately $14,695 compared to approximately $17,623 as of April 30, 2025.

Net cash used in operating activities was approximately $26,054 for the fiscal year ended April 30, 2026 compared to net cash provided by operating activities of approximately $14,067 during the prior period. The increase in cash used in operating activities was primarily attributable to increased compliance-related expenses, professional fees, and operating expenditures associated with the Company’s expansion and public company activities.

Net cash used in investing activities was approximately $38,904 for the fiscal year ended April 30, 2026, primarily attributable to purchases of equipment, furniture, and software assets associated with the expansion of the Company’s operational infrastructure.

Net cash provided by financing activities was approximately $62,460 for the fiscal year ended April 30, 2026, primarily attributable to proceeds from the Company’s initial public offering of approximately $39,125 and advances from the Company’s director of approximately $23,335.

Total assets increased to approximately $54,976 as of April 30, 2026 from approximately $20,439 as of April 30, 2025. The increase was primarily attributable to additions of furniture, equipment, software assets, and right-of-use assets recognized during the fiscal year.

Total liabilities increased to approximately $37,673 as of April 30, 2026 from approximately $19,685 as of April 30, 2025, primarily due to increases in advances from the Company’s director and lease liabilities recognized during the fiscal year.

Stockholders’ equity increased to approximately $15,232 as of April 30, 2026 from approximately $754 as of April 30, 2025, primarily due to proceeds received from the Company’s initial public offering and additional paid-in capital.

Management believes that the Company’s existing cash resources, proceeds from the initial public offering, and continued financial support from related parties will be sufficient to support the Company’s operations for the near term. However, the Company may require additional financing to support future expansion and operational activities.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures.

Management believes that the accounting estimates utilized are reasonable and prudent based on currently available information. Significant estimates utilized by management include assumptions relating to the useful lives of property and equipment, valuation of right-of-use assets and lease liabilities, software amortization periods, and the timing of revenue recognition. Actual results could differ materially from those estimates.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, the Company is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item are included in Part IV, Item 15 of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2026, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2026, the Company’s disclosure controls and procedures were not effective due to material weaknesses in the Company’s internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013).

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of April 30, 2026 due to the following material weaknesses:

-	limited segregation of duties due to the small size of the Company and limited personnel; and
-	insufficient written policies and procedures for accounting and financial reporting functions.

Management believes that these material weaknesses are primarily due to the limited number of personnel and financial resources available to the Company.

The Company intends to continue evaluating steps to improve its internal control over financial reporting, although the Company’s remediation efforts may be limited by its available financial and personnel resources.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting because the Company is a smaller reporting company and non-accelerated filer and is therefore exempt from the auditor attestation requirement under Section 404(b) of the Sarbanes-Oxley Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the fiscal quarter ended April 30, 2026, none of the Company’s directors or officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K.

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that was not previously reported.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information about our directors and our executive officers at the date of this annual report:

Name	Age	Position	Director Since
Fooi Chen, Chai	55	Director, Chief Executive, Financial Officer & Secretary	Inception

Ms. Chai began her professional journey as a journalist at China Press News Agency (1992–1994), where she developed a strong foundation in writing, media relations, and communication. She later served as a business administrator at Brac Engineering PLT (1995–1998), a mechanical engineering firm, where she gained valuable experience in corporate operations and administrative management. From 1999 to 2019, Ms. Chai held the role of Executive Manager at Lijan Sdn Bhd, a company specializing in supply chain solutions. In this position, she was instrumental in managing key business functions, overseeing logistics, and driving operational improvements across the company. Since 2019, Ms. Chai has successfully transitioned into entrepreneurship, owning and managing multiple businesses across diverse industries. Her ventures include representing reputable brands such as Sothys, a renowned facial treatment and skincare brand. These ventures reflect her keen business acumen, strategic foresight, and commitment to delivering quality products and services. In combination, Ms. Chai business ventures employ more than 30 employees with revenue exceeding MYR3,000,000 annually.

Ms. Chai has served as the Company’s Chief Executive Officer, Chief Financial Officer, and Director since January 2025.

Family Relationships

There are no family relationships among any of the Company’s directors or executive officers.

Other Directorships

Mr. Chai does not currently serve, and has not served during the past five years, as a director of any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, or subject to the requirements of Section 15(d) of such Act, or any registered investment company.

Legal Proceedings

To the best of the Company’s knowledge, none of the Company’s directors or executive officers has, during the past ten years, been involved in any legal proceeding required to be disclosed pursuant to Item 401(f) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, is not currently applicable to the Company because the Company does not have a class of securities registered under Section 12 of the Exchange Act.

The Company has not yet adopted a formal code of ethics. The Company intends to adopt a code of ethics as its operations expand and resources permit.

Audit Committee and Audit Committee Financial Expert

The Company does not currently have an audit committee financial expert, as defined under Item 407(d)(5) of Regulation S-K, due to the size of the Company and its current stage of operations.

Nominating Committee

The Company does not currently have a nominating committee or any committee performing similar functions due to the size of the Company and its current stage of operations. The Company’s board of directors currently performs the functions customarily performed by a nominating committee.

The Company does not have any defined policy regarding the consideration of director candidates recommended by shareholders because the Company has only one director and has not received any shareholder recommendations for director nominees.

Code of Ethics

The Company has not yet adopted a formal code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. The Company intends to adopt a code of ethics as its operations expand and resources permit.

Insider Trading Policy

The Company has adopted an Insider Trading Policy governing the purchase, sale and other dispositions of the Company’s securities by its directors, officers, employees and other covered persons that is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations.

A copy of the Company’s Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

Executive and Director Compensation

The following table sets forth information regarding compensation earned during the fiscal year ended April 30, 2026 and 2025 by our principal executive officer, who was our only executive officer and director serving during the fiscal year:

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Fooi Chen Chai, Chief Executive Officer, Chief Financial Officer, Secretary and Director	April 30, 2026	-	-	-	-	-	-	-	-
	April 30, 2025	-	-	-	-	-	-	-	-

Outstanding Equity Awards

As of April 30, 2026, the Company had no outstanding stock options, warrants, or other equity awards granted to any executive officer or director.

Employment Agreements

The Company does not currently maintain any employment agreements with its executive officers.

Director Compensation

No compensation was paid to directors for services rendered as directors during the fiscal year ended April 30, 2026.

Compensation Committee

The Company does not currently have a compensation committee due to the size of the Company and its current stage of operations. The functions customarily performed by a compensation committee are currently performed by the Company’s board of directors.

Compensation Committee Interlocks and Insider Participation

The Company does not currently have a compensation committee. No interlocking relationship exists between the Company’s board of directors and the board of directors or compensation committee of any other company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 30, 2026 by:

-	each person known by us to beneficially own more than 5% of our outstanding common stock;
-	each of our directors and executive officers; and
-	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Unless otherwise indicated, the address of each beneficial owner is c/o the Company.

As of April 30, 2026, there were 25,912,500 shares of common stock issued and outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Fooi Chen Chai	22,000,000	84.90%
All directors and executive officers as a group (1 person)	22,000,000	84.90%

Equity Compensation Plan Information

The Company does not maintain any equity compensation plans and has not granted any stock options, warrants, or other equity awards to any director, officer, employee, or consultant.

Accordingly, the following table is omitted because the Company has no equity compensation plans in effect as of April 30, 2026.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Party Transactions

On January 20, 2025, upon incorporation of the Company, Fooi Chen Chai subscribed for 22,000,000 shares of the Company’s common stock at a par value of $0.0001 per share for an aggregate purchase price of $2,200.

During the fiscal year ended April 30, 2026, Ms. Chai advanced funds to the Company from time to time for working capital and operating purposes. As of April 30, 2026, the outstanding balance due to Ms. Chai was approximately $26,865. The advances were non-interest bearing, unsecured, and payable on demand.

Other than the transactions described above, there have been no transactions since the Company’s inception, or any currently proposed transactions, in which the Company was or is to be a participant, the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of the Company’s total assets as of April 30, 2026 and April 30, 2025, and in which any related person had or will have a direct or indirect material interest.

Director Independence

The Company does not currently have any independent directors as defined under the listing standards of The Nasdaq Stock Market or other national securities exchanges. The Company’s sole director, Ms. Chai, also serves as the Company’s Chief Executive Officer, Chief Financial Officer, and Secretary.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm for the fiscal years ended April 30, 2026 and April 30, 2025:

Fee Category	2026	2025
Audit Fees	$10,750	$3,500
Non-Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

Audit Fees

Audit fees consist of fees billed for professional services rendered in connection with the audit of the Company’s annual financial statements and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings.

Non-Audit Related Fees

The Company did not incur any non-audit related fees during the fiscal years ended April 30, 2026 and April 30, 2025.

Tax Fees

The Company did not incur any tax fees during the fiscal years ended April 30, 2026 and April 30, 2025.

All Other Fees

The Company did not incur any other fees billed by its independent registered public accounting firm during the fiscal years ended April 30, 2026 and April 30, 2025.

Pre-Approval Policies and Procedures

The Company does not currently have a separately designated audit committee. The functions customarily performed by an audit committee are currently performed by the Company’s board of directors.

The Company’s board of directors pre-approves all audit and permissible non-audit services performed by the Company’s independent registered public accounting firm.

Because there were no audit-related fees, tax fees, or other fees incurred during the fiscal years ended April 30, 2026 and 2025, no services were approved pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X.

The Company has been advised by its independent registered public accounting firm that less than 50% of the hours expended for the audit of the Company’s financial statements for the fiscal year ended April 30, 2026 were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements

The following financial statements are filed as part of this Annual Report on Form 10-K:

All financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

Number	Description
19	Insider trading policy
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer, principal financial officer*
32.1	Section 1350 Certification of principal executive officer, principal financial officer and principal accounting officer*

*Filed herewith

ITEM 16. FORM 10–K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Radiant Strategies Crop.

Signature and Name	Capacity in which signed	Date

/s/ Fooi Chen Chai	Director, Chief Executive Officer	July 10, 2026
(Principal executive officer) and
Chief Financial Officer
(Principal financial and accounting officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:

Signature and Name	Capacity in which signed	Date

/s/ Fooi Chen Chai	Director, Chief Executive Officer	July 10, 2026
(Principal executive officer) and
Chief Financial Officer
(Principal financial and accounting officer)

[Remainder of page left blank.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Radiant Strategies Corporation.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Radiant Strategies Corporation. (the ‘Company’) as of April 30, 2026 and April 30, 2025, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the year ended April 30, 2026 and for the period from January 20, 2025 (inception) through April 30, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2026, and the results of its operations and its cash flows for the year ended April 30, 2026 and for the period from January 20, 2025 (inception) through April 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company suffered a net loss of $23,622 and an accumulated deficit of $25,064. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 3 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate. There was no Critical Audit Matter to be communicated.

/S/ Lateef Awojobi

LAO PROFESSIONALS

(PCAOB ID 7057)

Lagos, Nigeria

We have served as the Company’s auditor since 2025.

July 7, 2026

RADIANT STRATEGIES CORP.

CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2026 AND 2025

	As of April 30, 2026	As of April 30, 2025
	USD	USD
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,695	$17,623
Deposit & prepayment	1,865	1,094
TOTAL CURRENT ASSETS	16,560	18,717

NON-CURRENT ASSETS
Equipment & Furniture, net	35,770	1,722
Right of use assets, net	2,470	-
Software, net	176	-

TOTAL ASSETS	$54,976	$20,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued expenses and other payables	10,350	15,642
Income tax payable	-	-
Deferred revenue	-	1,159
Lease liability	458	-
Amount due to a director	26,865	2,884
TOTAL CURRENT LIABILITIES	37,673	$19,685

NON-CURRENT LIABILITIES
Lease liability	2,071	-

TOTAL LIABILITIES	$39,744	$19,685

STOCKHOLDERS’ EQUITY
Common stock – Par value $0.0001; Authorized: 50,000,000 Issued and outstanding: 25,912,500 shares as of April 30, 2026 and 22,000,000 as of April 30, 2025	$2,591	$2,200
Additional paid-in capital	38,734	-
Accumulated other comprehensive loss	(1,029)	(4)
Retained profit / (Accumulated deficit)	(25,064)	(1,442)
TOTAL STOCKHOLDERS’ FUND	$15,232	$754

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,976	$20,439

The accompanying notes are an integral part of these audited consolidated financial statements.

RADIANT STRATEGIES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED APRIL 30, 2026 AND FROM JANUARY 20, 2025 (DATE OF INCEPTION) TO APRIL 30, 2025

	Year ended April 30, 2026	January 20, 2025 To April 30, 2025
	USD	USD
	Audited	Audited
Revenue	$40,254	$15,871
Cost of revenue	(398)	(558)
Gross profit	$39,856	$15,313

COST AND EXPENSES:
Selling, general & administrative expenses	$(64,392)	$(16,755)

Income / (Loss) from operations	$(24,536)	$(1,442)

Other income /(loss), net	$914	$-

Income / (Loss) before income tax	$(23,622)	$(1,442)

Income tax expense	$-	$-

Net profit / (loss)	$(23,622)	$(1,442)

Foreign currency translation income / (loss)	$(1,029)	$(4)

Total comprehensive profit / (loss)	$(24,651)	$(1,446)

Net loss per share, basic and diluted	$(0.0011)	$(0.0001)

Weighted average number of common shares outstanding, basic and diluted	23,522,123	22,000,000

The accompanying notes are an integral part of these audited consolidated financial statements.

RADIANT STRATEGIES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED APRIL 30, 2026 AND FROM JANUARY 20, 2025 (DATE OF INCEPTION) TO APRIL 30, 2025

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE (LOSS) / GAIN	ACCUMULATED (DEFICIT) / PROFIT	TOTAL EQUITY
	Number of Shares	$	$	$	$	$
Balance as of January 20, 2025 (Date of Inception)	-	-	-	-	-	-
Issuance of share capital, founder’s shares	22,000,000	2,200	-	-	-	2,200
Foreign currency translation	-	-	-	(4)	-	(4)
Net loss	-	-	-	-	(1,442)	(1,442)
Balance as of April 30, 2025	22,000,000	2,200	-	(4)	(1,442)	754
Foreign currency translation	-	-	-	(7)	-	(7)
Net Profit	-	-	-	-	1,690	1,690
Balance as of July 31, 2025	22,000,000	2,200	-	(11)	248	2,437
Foreign currency translation	-	-	-	71	-	71
Net Profit	-	-	-	-	2,203	2,203
Balance as of October 31, 2025	22,000,000	2,200	-	60	2,451	4,711
Initial public offering	3,912,500	391	38,734	-	-	41,325
Foreign currency translation	-	-	-	(525)	-	(525)
Net Loss	-	-	-	-	(15,028)	(15,028)
Balance as of January 31, 2026	25,912,500	2,591	38,734	(465)	(12,577)	28,283
Foreign currency translation	-	-	-	(564)	-	(564)
Net Loss	-	-	-	-	(12,487)	(12,487)
Balance as of April 30, 2026	25,912,500	2,591	38,734	(1,029)	(25,064)	15,232

The accompanying notes are an integral part of these audited consolidated financial statements.

RADIANT STRATEGIES CORP.

STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED APRIL 30, 2026 AND FROM JANUARY 20, 2025 (DATE OF INCEPTION) TO APRIL 30, 2025

	April 30, 2026	April 30, 2025
	USD	USD
	Audited	Audited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit / (Loss)	$(23,622)	$(1,442)

Depreciation and amortization expenses	5,726	156
Imputed lease interest	128	-

Changes in operating assets and liabilities:
Prepayment and deposit	(700)	(1,075)
Accrued expenses and other payables	(6,374)	15,294
Deferred revenue	(1,212)	1,134
Net cash provided by / (used in) operating activities	$(26,054)	$14,067

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of equipment	$(35,695)	$(1,878)
Purchase of software	(2,661)	-
Repayment of lease liability	(548)	-
Net cash used in investing activity	$(38,904)	$(1,878)

CASH FLOWS FROM FINANCING ACTIVITY:
Proceeds from issuance of shares	$39,125	$2,200
Advances from director	23,335	2,847
Net cash provided by financing activity	$62,460	$5,047

Effect of exchange rate changes on cash and cash equivalent	$(430)	$387

Net increase / (decrease) in cash and cash equivalents	$(2,928)	$17,623
Cash and cash equivalents, beginning of period	17,623	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,695	$17,623

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

RADIANT STRATEGIES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED APRIL 30, 2026 AND FROM JANUARY 20, 2025 (DATE OF INCEPTION) TO APRIL 30, 2025

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

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss and accumulated deficit of $23,622 and $25,064 for the year ended April 30, 2026 and a net loss and accumulated deficit of $1,442 for the period ended April 30, 2025 and a working capital deficit of $968.

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

5. PREPAYMENT AND DEPOSIT

As of April 30, 2026, prepayment and deposits amounted $1,865 consist of prepaid domain, website related expenses and publishing cost and printer deposits.

As of April 30, 2025, prepayment consists of prepaid domain, website related expenses and publishing cost amounted $1,094.

6. EQUIPMENT & FURNITURE, NET

Equipment consisted of the following:

	As of April 30, 2026	As of April 30, 2025
Computer equipment	$8,060	$1,878
Less: accumulated depreciation	(1,692)	(156)
Computer equipment, net	$6,368	$1,722

Furniture	30,680	-
Less: accumulated depreciation	(1,278)	-
Furniture, net	$29,402	$-

Depreciation expense for the year ended April 30, 2026 was $2,814.

Depreciation expense for the period ended April 30, 2025 was $156.

For the year months ended April 30, 2026, the Company invested $36,862 in equipment and furniture.

7. RIGHT OF USE ASSETS AND LEASE LIABILITY

Right of use assets
Initial recognition	$2,769
Amortization for 3 months ended July 31, 2025	(115)
Balance as of July 31, 2025	$2,654
Amortization for 3 months ended October 31, 2025	(115)
Foreign currency translation	35
Balance as of October 31, 2025	$2,574
Amortization for 3 months ended January 31, 2026	(120)
Foreign currency translation	159
Balance as of January 31, 2026	$2,613
Amortization for 3 months ended April 30, 2026	(124)
Foreign currency translation	(19)
Balance as of April 30, 2026	$2,470

Lease liability
Initial recognition	$2,769
Imputed interest for 3 months ended July 31, 2025	33
Repayment of lease for 3 months ended July 31, 2025	(133)
Balance as of July 31, 2025	$2,669
Imputed interest for 3 months ended October 31, 2025	32
Repayment of lease for 3 months ended October 31, 2025	134
Foreign currency translation	37
Balance as of October 31, 2025	$2,604
Imputed interest for 3 months ended January 31, 2026	32
Repayment of lease for 3 months ended January 31, 2026	(138)
Foreign currency translation	161
Balance as of January 31, 2026	$2,659
Imputed interest for 3 months ended April 30, 2026	31
Repayment of lease for 3 months ended April 30, 2026	(143)
Foreign currency translation	(18)
Balance as of April 30, 2026	$2,529

Lease liability current portion	$458
Lease liability non-current portion	$2,071

Other information:

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow to operating lease	$967
Right-of-use assets obtained in exchange for operating lease liabilities	-
Remaining lease term for operating lease (years)	5.00
Weighted average discount rate for operating lease	4.89%

8. SOFTWARE, NET

Software consisted of the following:

	As of April 30, 2026	As of April 30, 2025
Software	$2,661	$-
Less: accumulated depreciation	(2,485)	-
Computer equipment, net	$176	$-

Amortization expense for the year ended April 30, 2026 amounted $2,485.

9. AMOUNT DUE TO A DIRECTOR

As of April 30, 2026, the sole director of the Company advanced $26,865 to the Company for working capital, and purchases of equipment, software and right of use assets.

As of April 30, 2025, the sole director of the Company advanced $2,884 to the Company for working capital purpose

These advances are unsecured and non-interest bearing with no fixed terms of repayment.

10. ACCRUED LIABILITIES AND OTHER PAYABLES

As of April 30, 2026, the Company has accrued liabilities and other payables of $10,350 which comprises of outstanding audit fees and salary.

As of April 30, 2025, the Company has accrued liabilities and other payables of $15,642 which comprises of outstanding audit fees, legal fees, filing fees and salary.

11. DEFERRED REVENUE

As of April 30, 2026, the Company has no deferred revenue outstanding.

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

The Company has 50,000,000 shares of commons stock authorized.

13. INCOME TAX

The income and loss from operation before income tax of the Company comprised of the following:

	Year ended April 30, 2026	From January 20, 2025 (Date of Inception) to April 30, 2025
Tax jurisdiction from:
- United States of America	$(5,164)	$(1,247)
- Malaysia	(18,458)	(195)
Income / (loss) from operation before income tax	$(23,622)	$(1,442)

United States of America

The Company is registered in the State of Nevada and is subject to United States of America tax law. As of April 30, 2026, the operations in the United States of America incurred $6,412 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carry forwards begin to expire in 2046, if unutilized. The Company has provided for a full valuation allowance of approximately $1,346 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

With effect from year of assessment 2024, tax payers will be subject to a 24% tax rate if a foreigner owns more than 20% shareholding in the Company. As of April 30, 2026, the operations in Malaysia incurred $18,652 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The net operating loss can be carried forward for seven years. The Company has provided for a full valuation allowance against the deferred tax assets of $4,477 on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company:

	As of April 30, 2026	As of April 30, 2025
Deferred tax assets:
- United States of America	$1,346	$262
- Malaysia	4,477	47
Less: valuation allowance	$(5,823)	$(309)
Deferred tax assets	-	-

Management believes that it is more likely that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $5,823 as of April 30, 2026 and $309 as of April 30, 2025.

14. CONCENTRATIONS OF RISK

Customer Concentration

The customers who accounted for 100% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For year ended April 30, 2026			For Period ended April 30, 2025
	Revenue	Percentage of Revenue	Account Receivable	Revenue	Percentage of Revenue	Account Receivable
Customer A	$14,550	36%	$-	$5,668	36%	$-
Customer B	10,912	27%	-	10,203	64%	-
Customer C	10,912	27%	-	-	-	-
Customer D	3,880	10%
Total	$40,254	100%	$-	$15,871	100%	$-

15. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after April 30, 2026 up through the date the Company issued the financial statements.

