Form 10-Q
period 2026-07-31
Radiant Strategies Corp
filed 2026-08-25
CIK 2056016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2026

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

N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on August 25, 2026
Common Stock, $0.0001 par value	25,912,500

2

RADIANT STRATEGIES CORP.

CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2026 AND APRIL 30, 2026

	As of July 31, 2026	As of April 30, 2026
	USD	USD
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,396	$14,695
Deposit & prepayment	2,429	1,865
TOTAL CURRENT ASSETS	3,825	16,560

NON-CURRENT ASSETS
Equipment & furniture, net	34,956	35,770
Right of use assets, net	2,279	2,470
Software, net	-	176

TOTAL ASSETS	$41,060	$54,976

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued expenses and other payables	5,791	10,350
Income tax payable	-	-
Deferred revenue	-	-
Lease liability	450	458
Amount due to a director	25,219	26,865
TOTAL CURRENT LIABILITIES	31,460	$37,673

NON-CURRENT LIABILITIES
Lease liability	1,897	2,071

TOTAL LIABILITIES	$33,357	$39,744

STOCKHOLDERS’ EQUITY
Common stock – Par value $0.0001; Authorized: 50,000,000 Issued and outstanding: 25,912,500 shares as of July 31, 2026 and April 30, 2026	$2,591	$2,591
Additional paid-in capital	38,734	38,734
Accumulated other comprehensive loss	(1,512)	(1,029)
Retained profit / (Accumulated deficit)	(32,110)	(25,064)
TOTAL STOCKHOLDERS’ FUND	$7,703	$15,232

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,060	$54,976

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT STRATEGIES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED JULY 31, 2026 AND 2025

	July 31, 2026	July 31, 2025
	USD	USD
	Unaudited	Unaudited
Revenue	$14,878	$10,599
Cost of revenue	(109)	(141)
Gross profit	$14,769	$10,458

COST AND EXPENSES:
Selling, general & administrative expenses	$(21,818)	$(8,365)

Profit / (Loss from operations)	$(7,049)	$2,093

Other income, net	$3	$332

Loss before income tax	$(7,046)	$2,425

Income tax expense	$-	$(735)

Net profit / (loss)	$(7,046)	$1,690

Foreign currency translation income / (loss)	$(483)	$(7)

Total comprehensive profit / (loss)	$(7,529)	$1,683

Net loss per share, basic and diluted	$(0.0003)	$0.0001

Weighted average number of common shares outstanding, basic and diluted	25,912,500	22,000,000

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT STRATEGIES CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JULY 31, 2026 AND 2025

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE (LOSS) / GAIN	ACCUMULATED (DEFICIT) / PROFIT	TOTAL EQUITY
	Number of Shares	$	$	$	$	$
Balance as of April 30, 2025	22,000,000	2,200	-	(4)	(1,442)	754
Foreign currency translation	-	-	-	(7)	-	(7)
Net Profit	-	-	-	-	1,690	1,690
Balance as of July 31, 2025	22,000,000	2,200	-	(11)	248	2,437
Foreign currency translation	-	-	-	71	-	71
Net Profit	-	-	-	-	2,203	2,203
Balance as of October 31, 2025	22,000,000	2,200	-	60	2,451	4,711
Initial public offering	3,912,500	391	38,734	-	-	41,325
Foreign currency translation	-	-	-	(525)	-	(525)
Net Loss	-	-	-	-	(15,028)	(15,028)
Balance as of January 31, 2026	25,912,500	2,591	38,734	(465)	(12,577)	28,283
Foreign currency translation	-	-	-	(564)	-	(564)
Net Loss	-	-	-	-	(12,487)	(12,487)
Balance as of April 30, 2026	25,912,500	2,591	38,734	(1,029)	(25,064)	15,232
Foreign currency translation	-	-	-	(483)	-	(483)
Net Loss	-	-	-		(7,046)	(7,046)
Balance as of July 31, 2026	25,912,500	2,591	38,734	(1,512)	(32,110)	7,703

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT STRATEGIES CORP.

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2026 AND 2025

	July 31, 2026	July 31, 2025
	USD	USD
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit / (Loss)	$(7,046)	$1,690

Depreciation and amortization expenses	1,661	723
Imputed lease interest	29	33

Changes in operating assets and liabilities:
Prepayment and deposit	(595)	(908)
Accrued expenses and other payables	(4,338)	(12,925)
Account receivable	-	(2,355)
Deferred revenue	-	(1,178)
Income tax payable	-	736
Net cash provided by operating activities	$(10,289)	$(14,184)

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of equipment	$(1,359)	$-
Purchase of software	-	(2,661)
Repayment of lease liability	(140)	(133)
Net cash used in investing activity	$(1,499)	$(2,794)

CASH FLOWS FROM FINANCING ACTIVITY:
Proceeds from issuance of shares	$-	$-
Advances from director	(1,253)	3,088
Net cash provided by financing activity	$(1,253)	$3,088

Effect of exchange rate changes on cash and cash equivalent	$697	$265

Net increase in cash and cash equivalents	$(12,344)	$(13,625)
Cash and cash equivalents, beginning of period	13,740	17,623
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,396	$3,998

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT STRATEGIES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2026 AND 2025

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

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss and accumulated deficit of $7,046 and $32,110 for the three months ended July 31, 2026 and a working capital deficit of $27,635.

The Company’s cash position may not be significant enough to support the Company’s daily operations. While the Company believes in the viability of its strategy and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to improve profitability and the ability to acquire funding through private placement or loan. If funding from private placement is insufficient, then the Company shall rely on the financial support from its controlling shareholder.

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

5. PREPAYMENT AND DEPOSIT

As of July 31, 2026, prepayment and deposits amounted $2,429 consist of prepaid domain, website related expenses and publishing cost and printer deposits.

As of April 30, 2026, prepayment and deposits amounted $1,865 consist of prepaid domain, website related expenses and publishing cost and printer deposits.

6. FURNITURE AND EQUIPMENT, NET

Equipment consisted of the following:

	As of July 31, 2026	As of April 30, 2026
Computer equipment	$9,419	$8,060
Less: accumulated depreciation	(2,283)	(1,692)
Computer equipment, net	$7,136	$6,368

Furniture	29,807	30,680
Less: accumulated depreciation	(1,987)	(1,278)
Furniture, net	$27,820	$29,402

Depreciation expense for the three months ended July 31, 2026 was $1,300.

Depreciation expense for the three months ended July 31, 2025 was $118.

For the three months ended July 31, 2026, the Company invested $1,359 in equipment.

7. RIGHT OF USE ASSETS AND LEASE LIABILITY

Right of use assets
Balance as of April 30, 2026	$2,470
Amortization for 3 months ended July 31, 2026	(140)
Foreign currency translation	(51)
Balance as of July 31, 2026	2,279

Lease liability
Balance as of April 30, 2026	$2,529
Imputed interest for 3 months ended July 31, 2026	29
Repayment of lease for 3 months ended July 31, 2026	(140)
Foreign currency translation	(71)
Balance as of July 31, 2026	$2,347

Lease liability current portion	$450
Lease liability non-current portion	$1,897

Other information:

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow to operating lease	$140
Right-of-use assets obtained in exchange for operating lease liabilities	-
Remaining lease term for operating lease (years)	4.75
Weighted average discount rate for operating lease	4.89%

8. SOFTWARE, NET

Software consisted of the following:

	As of July 31, 2026	As of April 30, 2026
Software	$2,661	$2,661
Less: accumulated depreciation	(2,661)	(2,485)
Software, net	$-	$176

Amortization expense for the three months ended July 31, 2026 and 2025 amounted $176 and $490.

9. AMOUNT DUE TO A DIRECTOR

As of July 31, 2026, the sole director of the Company advanced $25,219 to the Company for working capital, and purchases of equipment, software and right of use assets.

As of April 30, 2026, the sole director of the Company advanced $26,865 to the Company for working capital, and purchases of equipment, software and right of use assets.

These advances are unsecured and non-interest bearing with no fixed terms of repayment.

10. ACCRUED LIABILITIES AND OTHER PAYABLES

As of July 31, 2026, the Company has accrued liabilities and other payables of $5,791 which comprises of outstanding audit fees.

As of April 30, 2026, the Company has accrued liabilities and other payables of $10,350 which comprises of outstanding audit fees and salary.

11. STOCKHOLDERS’ EQUITY

On January 20, 2025, upon the incorporation of the Company, Fooi Chen Chai, subscribed 22,000,000 shares of common stock at par value of $0.0001 per share for a total subscription value of $2,200.

On January 12, 2026, the Company consummated public offering, issuing 3,912,500 shares of common stock at a public offering price of $0.01 per share, resulting in gross proceeds of $39,125.

As of July 31, 2026, the Company has 25,912,500 shares of common stock issued and outstanding.

The Company has 50,000,000 shares of commons stock authorized.

12. INCOME TAX

The income and loss from operation before income tax of the Company comprised of the following:

	3 Months ended July 31, 2026	Year ended April 30, 2026
Tax jurisdiction from:
- United States of America	$(970)	$(5,164)
- Malaysia	(6,076)	(18,458)
Income / (loss) from operation before income tax	$(7,046)	$(23,622)

United States of America

The Company is registered in the State of Nevada and is subject to United States of America tax law. As of July 31, 2026, the operations in the United States of America incurred $7,381 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carry forwards begin to expire in 2046, if unutilized. The Company has provided for a full valuation allowance of approximately $1,550 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

With effect from year of assessment 2024, tax payers will be subject to a 24% tax rate if a foreigner owns more than 20% shareholding in the Company. As of July 31, 2026, the operations in Malaysia incurred $24,729 of cumulative net operating losses (NOL’s) which will be result in deferred tax assets amounted $5,935.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company:

	As of July 31, 2026	As of April 30, 2026
Deferred tax assets:
- United States of America	$1,550	$1,346
- Malaysia	5,935	2,774
Less: valuation allowance	$(7,485)	$(4,120)
Deferred tax assets	-	-

Management believes that it is more likely that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $7,485 as of July 31, 2026 and $4,120 as of April 30, 2026.

13. CONCENTRATIONS OF RISK

Customer Concentration

The customers who accounted for 100% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For Three Months ended July 31, 2026			For Three Months ended July 31, 2025
	Revenue	Percentage of Revenue	Account Receivable	Revenue	Percentage of Revenue	Account Receivable
Customer A	$7,438	50%	$-	$3,533	34%	$-
Customer B	3,720	25%	-	3,533	33%	-
Customer C	3,720	25%	-	3,533	33	-
Customer D	-	-%		-	-	-
Total	$14,878	100%	$-	$10,599	100%	$-

14. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after July 31, 2026 up through the date the Company issued the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations

Revenues

For three months ended July 31, 2026, we generated revenue in the amount of $14,878.

For three months ended July 31, 2025, we generated revenue in the amount of $10,599.

The revenue generated was from providing advisory services to support the client’s public relations and communication efforts and drafting, editing, and publishing of press releases on various news channel and also social media platform.

General and Administrative Expenses

For three months ended July 31, 2026, we had selling, general & administrative expenses in the amount of $21,818. These were primarily comprised of compliance fee, legal and professional fees, audit fees and employee salary.

For three months ended July 31, 2025, we had selling, general & administrative expenses in the amount of $8,365. These were primarily comprised of legal and professional fees, audit fees and employee salary.

Net Loss

Our net loss for three months ended July 31, 2026 was $7,046.

Our net profit for three months ended July 31, 2025 was $1,690.

Liquidity, Capital Resources and Capital Commitments

The minimum funding required to remain in business for at least the next 12 months is $20,000. Our current available capital resources enable us to conduct our planned operations for the next 3 months.

Cash Provided by Operating Activities

Net cash used by operating activities was $10,289 for three months ended July 31, 2026. The cash used by operating activities was caused by net loss, increase in prepayment and deposits, decrease in other payable, contra by depreciation and amortization and imputed lease interest.

Net cash used by operating activities was $14,184 for three months ended July 31, 2025. The cash provided by operating activities was attributable to decrease in deferred revenue, increase in account receivable and decrease in other payable.

Cash Used in Investing Activity

Net cash used by investing activities was $1,499 for three months ended July 31, 2026. The cash used by operating activities was primarily caused by purchase of equipment and repayment of lease liability.

For three months ended July 31, 2025, we used $2,794 in investing activities, as a result of purchase of software and repayment of lease liability.

Cash Provided by Financing Activity

Net cash used by financing activities was $1,253 for three months ended July 31, 2026. The cash used by operating activities was primarily caused by repayment of advances by director.

For three months ended July 31, 2025, net cash provided by financing activities were $3,088 as a result of advances from our director.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of July 31, 2026. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of July 31, 2026.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of July 31, 2026, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the three months ended July 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended July 31, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”.

ITEM 6. Exhibits

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

32.1	Section 1350 Certification of principal executive officer

5

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, at the location of Kuala Lumpur, Malaysia, on August 25, 2026.

Radiant Strategies Corp.

By:	/s/ Fooi Chen Chai
Name:	Fooi Chen Chai
Title:	Director, Chief Executive Officer
(Principal executive officer) and
Chief Financial Officer
(Principal financial and accounting officer)
Date:	August 25, 2026

6